Form 10-K
period 1996-12-31
MORTGAGE BANCFUND OF AMERICA
filed 1997-07-09
CIK 823063

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 FORM 10-K

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended   		December 31, 1996

Commission file number     	 33-17643

THE MORTGAGE BANCFUND OF America, a California Limited Partnership (exact name of registrant as specified in its charter)

California								33-0281356
(State or other jurisdiction of            					I.R.S. Employer
Incorporation or organization )              					Identification No.

2 Corporate Park. Suite 106, Irvine, CA. 92714
(address of principal executive office)

(714) 253-2900
(registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	N/A

Name of Each Exchange on Which Registered:	N/A

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X								NO_______
Partnership units outstanding: 	87,087

The Mortgage Bancfund of America
(a California Limited Partnership)

Index to Form 10-K

December 31, 1996

Part I

Item 1 - Business
Item 2 - Properties
Item 3 - Legal Proceedings
Item 4 - Submission of matters to a vote of security holders (partners)

Part II

Item 5 - Market for the registrant's Partnership units and related security holder matters
Item 6 - Selected financial data
Item 7 - Management's discussion and analysis of financial condition and results of operations
Item 8 - Financial statements and supplementary data
Item 9 - Disagreements with accountants on accounting and financial disclosure

Part III

Item 10 - Directors and executive officers of the registrant
Item 11 - Executive compensation
Item 12 - Security ownership of certain beneficial owners and management
Item 13 - Certain relationships and related transactions

Part IV

Item - 14 Exhibits, financial statement schedules and reports on Form 8-K

Signatures

PART 1

Item 1: Business

General
THE MORTGAGE BANCFUND OF AMERICA, is a California Limited Partnership
(the "Partnership") of which the general partners are Robert Y. Strom and the Mortgage BancFund Corporation (the Corporation), a California Corporation wholly owned by Mr. Strom. The Partnership was organized to make first and second trust deed commercial real estate loans in the southern California area. The Partnership currently manages operational real estate projects which were acquired through foreclosure.

Consolidated Operations

The attached financial statements are reported on a consolidated basis with partnership interests which own real estate acquired through foreclosure.

State of the Economy

The southern California economy continues to be the most important factor which affects the operations of the Partnership. Throughout 1994 and 1995 large industries announced large employee layoffs, plant closings and relocation efforts to other states. All of this has depressed real estate values in the local area. Management is of the opinion that the economy could continue to decline for at least the next two to five years adversely affecting rental rates and property values in general.



Employees

The Partnership does not directly employ personnel. The Corporate general partner handles all the business affairs of the partnership with its remaining full-time staff of one employee.

Item 2: Properties:

The Partnership does not own any real property other than foreclosed properties acquired during the normal course of bus