Form 10-Q
period 1997-09-30
MORTGAGE BANCFUND OF AMERICA
filed 1997-11-14
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-17643

THE MORTGAGE BANCFUND OF AMERICA, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0281356
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2 Corporate Park, Ste. 106, Irvine, CA  92606
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES(ZIP CODE)

(714) 253-2900
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

N/A
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X								NO_______

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
N/A

         YES    								NO_______

APPLICABLE ONLY CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. N/A


MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)

Index to Form 10-Q

September 30, 1997

Part I - Financial Information

Item 1 - Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures


MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)

Part I - Financial Information

Item 1 - Consolidated Financial Statements

  Consolidated Balance Sheets
  Consolidated Income Statements
  Consolidated Statements of Partner's Equity
  Consolidated Statements of Cash Flow
  Notes to Consolidated Financial Statements

	See attached exhibit


MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
Liquidity for the Partnership remains a pressing concern for management. All cash needed for operations is being generated through operations of foreclosed properties and from the sale of those properties. Management has no plans to seek additional sources of capital from outside sources either in the form of debt or equity. However, management is confident cash generated from operations is sufficient to operate the Partnership in the future.

The capital accounts continued to decline for the quarter ended
September 30, 1997 due to a loss recorded of $27,105 Book value per limited partner unit outstanding is reported at $2.77; a decline of almost 100% since the inception of the Partnership.

Results of Operations:
There are no substantial changes in any of the accounts since
December 31, 1996. Operations are very limited as management is seeking to market the foreclosed real estate and to collect the remaining loans on the Partnership books. Management will continue to strive to effectively sell foreclosed properties although the sagging California economy remains a formidable obstacle to that goal. Management is not seeking any additional investments other than any required to ultimately liquidate property acquired through foreclosure.



MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

N/A

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

None.


MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
Registrant


________________________________				_________________________
Robert Y. Strom, General Partner						Date



 THE MORTGAGE BANCFUND OF AMERICA
(a California LImited Partnership)
 CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                        Dec. 31, 19 Sept. 30, 1997
Cash                                           $  145,904    26,815
Loans receivable (Note 1)                         191,567   133,782
Accounts receivable (Note 2)                        (6237)
Other real estate owned (Note 3)                 1,932,07 1,887,619
Other assets                                         180    110,908
     Total Assets                              $2,263,491 2,159,124

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Accounts payable                                234,229    55,320
  Due to affiliates                                         142,409
  Notes payable (Note 4)                        1,680,442 1,887,976
     Total liabilities                          6,380,021 2,085,705
Minority interest                                          (168,009)
Partner's equity                                  348,820   241,428
    Total liabilities & partner's equity       $2,263,491 2,159,124

Book value per limited partner unit outstandin $     4.01 $    2.77


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Three and Nine Months Ended

                               9/30/96     9/30/96     9/30/97     9/30/97
                               Three Month Nine Months Three Month Nine Months

REVENUES:
Interest:
Loans                              $ 5,163   $  17,624    $  5,498     16,047
Investments                                                             1,932
Total interest                       5,163      17,624       5,498     17,979

Net partnership income (loss)                               (6,964)   (26,986)
Other income                           175         425         250      2,222
Total income                         5,338      18,049      (1,216)    (6,785)

COSTS & EXPENSES:
Costs of loans                       3,003      11,110       2,609      7,771
General & administrative costs      78,753     194,631      23,280     92,638
Total costs & expenses              81,756     205,741      25,889    100,409
NET LOSS                          $(76,418)  $(187,692)   $(27,105)  (107,194)

Net loss per partnership unit         (.88)      (2.16)       (.31)     (1.23)
outstanding
Partnership units outstanding       87,087      87,087      87,087     87,087


THE MORTGAGE BANCFUND OF AMERICA
(a California LImited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

                                             (Unaudited)

                                           General    Limited
                                           Partner    Partner      Total
Balance, December 31, 1995        $      (280,568) $   1,477,958 $1,197,390
Allocation of net loss                    (42,429)      (806,142   (848,570)
Balance, December 31, 1996               (322,997)       671,142    348,820
Allocation of net loss                     (5,360)      (101,834)  (107,194)
Balance, September 30, 1997       $      (328,357) $     569,983 $  241,626


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             9/30/96    9/30/97
Net (loss)                                    $  (187,692 $ (107,194)

Depreciation and Amortization                                 44,459

Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable          80,594    (178,909)
  (Increase) in accounts receivable               171,209      (6,237)
  (Decrease) increase in due to general partne    (29,544)     142,409
  (Decrease) increase in minority interest     (1,007,310)    (168,207)
  (Increase) decrease in other liabilities
  Decrease (increase) in other assets               5,534     (110,729)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI   (967,209)    (384,408)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                      5,084       57,785
Net change in other real estate owned            3,995,43
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI   4,000,52       57,785

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable            (3,055,918)     207,534
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI (3,055,918)     207,534

NET INCREASE(DECREASE) IN CASH                    (22,605)    (119,089)
CASH, Beginning of period                          24,090      145,904
CASH, End of Period                            $    1,485  $    26,815

 THE MORTGAGE BANCFUND OF AMERICA
 (a California LImited Partnership)
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

Note 1 - Loans Receivable
Loans recievable are carried at the unpaid principal balance net of unearned loan fees. Points and other loan fees are deferred over the life of the loan. In management's opinion the book value of these loans is equal to the esimtated net realizable.
value.

Note 2 - Accounts Receivable
This account represents funds owed to the Partnership from affiliate partnerships, and projects which were acquired thorugh foreclosure.

Note 3 - Other Real Estate Owned
This account represents properties owned by the partnerhsip which was acquired through foreclosure and which are owned by the majority-owned limited partnerships.
A condensed balance sheet of the majority owned partnership follows:

CONDENSED BALANCE SHEET, unaudited, at September 30, 1997
Assets:
Cash and other assets                               53,445
Real estate                                      1,887,619
Total assets                                    $1,941,064

Liabilities and Partner's Equity:
Accounts payable                                    45,948
Notes payable                                    1,887,976
Due to affiliates                                 (143,165)
Partner's equity                                   150,305
Total liabilities & partner's equity            $1,941,064

Note 4 - Notes Payable
Account represents debt owed by the majority owed limited partnerships on real estate owed.

Note 5  - Accounting Policy
The consolidated financial statements include the accounts of the Partnership and majority-controlled limited partnerships. All material intercompany transactions, profits, and balances have been eliminated.
All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the Partnership.