Form 10-Q/A
period 1997-03-31
MORTGAGE BANCFUND OF AMERICA
filed 1997-12-01
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-17643

THE MORTGAGE BANCFUND OF AMERICA, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0281356
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2 Corporate Park, Ste. 106, Irvine, CA  92606
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

March 31, 1997

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

The capital accounts continued to decline for the quarter ended
March 31, 1997 due to a loss recorded of $56,258. Book value per limited partner unit outstanding is reported at $13.10; a decline of almost 87% since the inception of the Partnership.

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



THE MORTGAGE BANCFUND OF AMERICA
(a California LImited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1996 March 31, 1997
Cash                                           $  145,904        157,426
Loans receivable (Note 1)                         191,567        166,397
Accounts receivable (Note 2)                        (6237)
Other real estate owned (Note 3)                 1,932,07      1,917,258
Other assets                                          180            132
     Total Assets                              $2,263,491      2,241,213

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Accounts payable                                234,229         60,204
  Due to affiliates                                              142,409
  Notes payable (Note 4)                        1,680,442      1,887,976
     Total liabilities                          6,380,021      2,090,589
Minority interest                                               (148,394)
Partner's equity                                  348,820        299,018
    Total liabilities & partner's equity       $2,263,491      2,241,213

Book value per limited partner unit
outstanding                                    $     4.01      $    3.43


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Three Months Ended

                                                  3/31/96        3/31/97
                                                Unaudited      Unaudited

REVENUES:
Interest:
Loans                                             $ 6,579      $   5,466
Investments
Total interest                                      6,579          5,466

Net partnership income (loss)                           0        (11,026)
Other income                                           75            250
Total income                                      277,275         (5,310)

COSTS & EXPENSES:
Costs of loans                                      4,628          2,552
General & administrative costs                     58,284         41,940
Total costs & expenses                             62,912         44,492
NET LOSS                                          (56,258)       (49,802)

Net loss per partnership unit                       (0.65)         (0.57)
outstanding
Partnership units outstanding                      87,087         87,087

THE MORTGAGE BANCFUND OF AMERICA
(a California LImited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1995        $      (280,568) $   1,477,958 $1,197,390
Allocation of net loss                    (42,429)      (806,142   (848,570)
Balance, December 31, 1996               (322,997)       671,817    348,820
Allocation of net loss                     (2,490)       (47,312)   (49,802)
Balance, March 31, 1997           $      (325,487) $     624,505 $  299,018


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             3/31/96       3/31/97
Net (loss)                                    $   (56,258)   $  (49,802)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable        (131,605)    (174,025)
  (Increase) in accounts receivable                60,838       (6,237)
  (Decrease) increase in due to general partne    (89,467)     142,409
  (Decrease) increase in minority interest         (6,261)    (148,394)
  (Increase) decrease in other liabilities
  Decrease (increase) in other assets                 134           47
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI    (43,685)    (236,002)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                    (23,280)      25,170
Net change in other real estate owned              51,519       14,820
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     28,239       39,990

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                (1,888)     207,534
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     (1,888)     207,534

NET INCREASE(DECREASE) IN CASH                    (17,335)     (11,522)
CASH, Beginning of period                          24,090      145,904
CASH, End of Period                            $    6,755  $   157,426

THE MORTGAGE BANCFUND OF AMERICA
(a California LImited Partnership)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Loans Receivable
Loans recievable are carried at the unpaid principal balance net of unearned loan fees. Points and other loan fees are deferred over the life of the loan. In management's opinion the book value of these loans is equal to the esimtated net realizable value.

Note 2 - Accounts Receivable
This account represents funds owed to the Partnership from affiliate partnerships, and projects which were acquired thorugh foreclosure.

Note 3 - Other Real Estate Owned
This account represents properties owned by the partnerhsip which was acquired through foreclosure and which are owned by the majority-owned limited partnerships.

A condensed balance sheet of the majority owned partnership follows:

CONDENSED BALANCE SHEET, unaudited, at March 31, 1997
Assets:
Cash and other assets                               33,657
Real estate                                      1,917,258
Total assets                                    $1,950,914

Liabilities and Partner's Equity:
Accounts payable                                  (120,057)
Notes payable                                    1,887,976
Due to affiliates
Partner's equity                                   182,995
Total liabilities & partner's equity            $1,950,914

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