Form 10-Q
period 1997-06-30
MORTGAGE BANCFUND OF AMERICA
filed 1997-12-01
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-17643

THE MORTGAGE BANCFUND OF AMERICA, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0281356
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2 Corporate Park, Ste. 106, Irvine, CA  92606
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

June 30, 1997

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

The capital accounts continued to decline for the quarter ended
June 30, 1997 due to a loss recorded of $30,286. Book value per limited partner unit outstanding is reported at $3.09; a decline of almost 100% since the inception of the Partnership.

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



THE MORTGAGE BANCFUND OF AMERICA
(a California LImited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1996   June 30,1997
Cash                                           $  145,904         77,124
Loans receivable (Note 1)                         191,567        151,003
Accounts receivable (Note 2)                        (6237)
Other real estate owned (Note 3)                1,932,077      1,902,438
Other assets                                          180         60,954
     Total Assets                              $2,263,491      2,191,519

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Accounts payable                                234,229         50,727
  Due to affiliates                                     0        143,288
  Notes payable (Note 4)                        1,680,442      1,887,976
     Total liabilities                          6,380,021      2,081,991
Minority interest                                               (159,204)
Partner's equity                                  348,820        268,732
    Total liabilities & partner's equity       $2,263,491      2,191,519

Book value per limited partner unit
outstanding                                    $     4.01      $    3.09


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Three Months Ended

                                6/30/96    6/30/96      6/30/97    6/30/97
                              Three Months Six Months Three Months Six Months

REVENUES:
Interest:
Loans                             6,844     14,383        5,092     10,558
Investments
Total interest                    6,844     14,383        5,092     10,558

Net partnership income (loss)   (49,077)  (111,415)      (7,072)   (18,098)
Other income                        175        250        1,722      1,972
Total income                    (42,058)   (96,780)        (258)    (5,568)

COSTS & EXPENSES:
Costs of loans                    3,479      8,107        2,609      5,161)
General & administrative costs   57,595    115,879       27,419     69,359
Total costs & expenses           61,074    123,986       30,028     74,520
NET LOSS                       (103,132)  (220,766)     (30,286)    80,088

Net loss per partnership unit     (1.18)     (2.54)        (.35)      (.92)
outstanding
Partnership units outstanding    87,087     87,087        87,087     87,087


THE MORTGAGE BANCFUND OF AMERICA
(a California LImited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1995        $      (280,568) $   1,477,958 $1,197,390
Allocation of net loss                    (42,429)      (806,142   (848,570)
Balance, December 31, 1996               (322,997)       671,817    348,820
Allocation of net loss                     (4,004)       (76,084)   (80,088)
Balance, June 30, 1997           $       (327,001) $     595,733 $  268,732


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             6/30/96       6/30/97
Net (loss)                                    $  (220,766)   $  (80,088)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable         (14,093)     (183,502)
  (Increase) in accounts receivable                97,745        (6,237)
  (Decrease) increase in due to general partne    (30,595)      143,288
  (Decrease) increase in minority interest         (6,260)     (159,205)
  (Increase) decrease in other liabilities
  Decrease (increase) in other assets               1,767        60,773
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI   (111,013)     (346,517)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                     (6,763)       40,564
Net change in other real estate owned             105,814        29,639
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     99,051        70,203

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                (1,888)     207,534
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     (1,888)     207,534

NET INCREASE(DECREASE) IN CASH                    (13,849)     (68,780)
CASH, Beginning of period                          24,090      145,904
CASH, End of Period                            $   10,241  $    77,124

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

A condensed balance sheet of the majority owned partnership follows:

CONDENSED BALANCE SHEET, unaudited, at June 30, 1997
Assets:
Cash and other assets                               49,039
Real estate                                      1,902,438
Total assets                                    $1,951,477

Liabilities and Partner's Equity:
Accounts payable                                    41,355
Notes payable                                    1,887,976
Due to affiliates                                 (143,165)
Partner's equity                                   165,311
Total liabilities & partner's equity            $1,951,477

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