Form 10-K
period 1997-12-31
MORTGAGE BANCFUND OF AMERICA
filed 1998-03-25
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended   		December 31, 1997

Commission file number     	 33-17643

THE MORTGAGE BANCFUND OF America, a California Limited Partnership (exact name of registrant as specified in its charter)

California								33-0281356
(State or other jurisdiction of            					I.R.S. Employer
Incorporation or organization )              					Identification No.

2 Corporate Park. Suite 106, Irvine, CA. 92606
(address of principal executive office)

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

December 31, 1997

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

Signatures


PART 1

Item 1: Business

General
THE MORTGAGE BANCFUND OF AMERICA, is a California Limited Partnership
(the "Partnership") of which the general partners are Robert Y. Strom and the Mortgage BancFund Corporation (the Corporation), a California Corporation wholly owned by Mr. Strom. The Partnership was organized to make first and second trust deed commercial real estate loans in the southern California area. The Partnership currently manages one operational real estate projects which was acquired through foreclosure.

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

Item 2: Properties:

The Partnership does not own any real property other than foreclosed properties acquired during the normal course of business. A condensed balance sheet of these foreclosed properties is detailed in Note 3 of the attached financial statements and is incorporated herein by reference.

Item 3: Legal Proceedings

At December 31, 1997 the Partnership was not involved in any adverse legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the Partnership.


Part II

Item 5: Market for the Registrant's Partnership Units and Related Security Holder Matters

a) There is no established trading market for these securities and no known sales of the securities have taken place during fiscal 1997.
b) At December 31, 1997 there were 87,087 limited partnership units outstanding which had been sold in prior years to approximately 650 limited partners.
c) No distributions were paid in fiscal 1997.

Item 6:          Selected Financial Data

                                   1995         1996       1997

Total Income               $    147,941  $   183,851  $   27,203

Net Income(Loss)               (599,462)    (848,570)   (110,020)

Net Income(loss) per LP Unit      (6.88)       (9.74)     ( 1.26)

Distributions per LP Unit            -0-          -0-         -0-

Total Assets                  7,619,795    2,263,491   2,129,800

Total Liabilities          $  6,308,021  $ 1,914,671  $2,048,380


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview:
The Partnership's management continues to primarily manage foreclosed properties and collect the balance of the loans receivable on the Partnership books. The Partnership concluded a development of single family housing addition acquired through foreclosure. Projections were not realized due to mismanagement of the budget by the development partner in the joint venture.

Liquidity and Capital Resources:
Liquidity continues to be a serious problem for the Partnership. Management will depend upon the operations of foreclosed real estate and the ultimate sale of that real estate to generate funds necessary to operate. There are no plans to seek additional capital from outside sources, either debt nor equity.

The capital account has eroded by nearly 96% of the original $100.00 cost to a value of $2.72 per Partnership unit outstanding. This due to losses experienced over the past several years.

Results of Operations:
The Partnership continues to report poor operating results for December 31, 1997 As discussed above book value per Partnership unit outstanding is down to $2.72 an 96% decline in value. Management is of the opinion losses will continue as the southern California economy slowly recovers from a depression. To date the liquidation or other types of losses on properties foreclosed on has not resulted in a positive return for the Partnership. Management is operating at this point in a liquidation mode in which the assets will continue to be managed and sold as those opportunities arise.

Management will continue to manage and attempt to sell property which has been foreclosed on and continue the collection effort on the remaining loan receivable still on the Partnership books.

Item 8: Financial Statements and Supplementary Data

Information required by this item is included under Item 14: Exhibits, financial statement schedules and reports on Form 8-K and is incorporated herein by reference.

Item 9: Disagreements with Accountants on Accounting and Financial Disclosure


None.


Part III

Item 10: Directors and Executive Officers of the Registrant.

The Partnership is managed by the general partner, Robert Y. Strom and by the
corporate general partner, Mortgage BancFund Corp.   Mr. Strom is the
managing officer for the corporation. Sharon Wilhelm is Vice President and Manager of Investor Services.

Item 11: Executive Compensation

The Partnership has no salary compensation. However, the Partnership can pay certain fees to management described as follows (it should be noted that other than reimbursement for out of pocket expenses to operate the Partnership, no other fees are being collected by the general partners):

(a) Loan Origination and Commitment Fee - As compensation for originating mortgage investments the general partners receive a loan origination and
commitment fee not to exceed 2 1/2% of   the maximum amount of the Partnership's
investment commitment, to be paid by the borrower.

With regard to those portions of loans sold to participants banks, pension funds, etc.), loan origination and commitment fees retained by the Partnership will be shared equally between the general partners and the Partnership.

(b) Mortgage Servicing Fee - The Partnership pays the general partners a quarterly servicing fee of 1/4 of 1% per annum of the maximum amount of the
Partnership's investment commitment   in mortgage loans. Due to the depressed
condition of the loan  portfolio, the general partners have been waiving
collection   and accrual of this fee to the benefit of the Partnership since fiscal 1992 through fiscal 1994.

(c) Loan Extension Fee - The general partner can collect an amount equal to 1% of the Partnership' s investment in loans for extensions of up to six months and up to a maximum of 2 1/2% for extensions beyond six months. Loan extension fees on loans sold to participants will be shared equally with the Partnership.

(d) Other Fees - The Partnership agreement provides for other fees such as property management, rent up, leasing and releasing fees, and real estate brokerage commissions.

(e) Cash from Operations - The general partners can receive 5% of the cash from operations until all limited partners have received, for the particular quarter, a return on their contributions equal to the weighted average prime rate of interest at Security Pacific National Bank for the applicable period and, thereafter, 10% of cash from operations. For fiscal 1997 the general partner's have not received any cash under this provision.

(f) Income and Losses Income and loss will be credited or charged to the partners in relation to their respective Partnership interest, both for limited partners and the general partners.

(g) Operating Expenses - The general partners will be reimbursed by the Partnership, without limitation, for all out-of-pocket general and administrative expenses of the Partnership, accounting and audit fees, legal fees and expenses, postage and preparation of reports to limited partners.

Item 12: Security ownership of Certain Beneficial Owners and Management

The general partners are to own a combined total of 1% of the Partnership including a 1% portion of income and losses.


Item 13: Certain Relationships and Related Transactions

The Partnership does not make mortgage investments with any of the general partners or affiliates of the general partners. Other related transactions are referred to in Item 11 above.


Part IV

Item: 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of the report

	1.	Unaudited financial statements
		a.  Balance Sheets
		b.  Income Statements
		c.  Statements of Partner's Equity
		d.  Statements of Cash Flows
	2.	Financial statement schedules:
		None.

(b)  Reports on Form 8-K

	None



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Mortgage BancFund of America
(a California Limited Partnership)

______________________________
Robert Y./Strom
General Partner
Date:____________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	Mortgage BancFund Corporation,
	a California Corporation
	General Partner of the Registrant

	By:____________________________
		Robert Y. Strom, President
	Date:___________________________

By:	_______________________________
	Robert Y. Strom, General Partner,
	Chief Executive Officer, Chief Financial
	Officer and Chief Accounting Officer of
	Registrant, and President and Director of
	Mortgage BancFund Corporation

	Date:___________________________

THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS                             Dec 31, 1996         Dec 31, 1997
Cash                                    145,904              129,033
Loans receivable (Note 1)               191,567              118,191
Accounts receivable (Note 2)             (6,237)                   0
Other real estate owned (Note 3)      1,932,077            1,872,799
Other assets                                180                9,777
   Total Assets                       2,263,491            2,129,800

LIABILITIES & PARTNER'S EQUITY
Liabilities
 Accounts payable                       234,229              172,368
 Notes payable (Note 4)               1,680,442            1,876,012
   Total liabilities                  1,914,671            2,048,380
Minority interest                             0             (157,380)
Partner's equity                        348,820              238,800
Total liabilitie & partner's equity   2,263,491            2,129,800
Book value per limited partner
unit outstanding                           4.01                 2.72


CONSOLIDATED INCOME STATEMENTS
For the Twelve Months Ended

                             12/31/94   12/31/95   12/31/96   12/31/97
                            Unaudited  Unaudited  Unaudited  Unaudited
REVENUES:
Interest
Loans                          34,933     31,296     26,737     16,553
Investments                     1,197     (6,533)         0     10,650
Total Interest                 36,130     24,763     26,737     27,203
Recovery of previous losses   444,867          0          0          0
Other Income                      725    123,178    157,114          0
Total Income                  481,722    147,941    183,851     27,203

COSTS & EXPENSES:
Cost of loans                 745,763    551,179          0      9,500
General & admin. costs        184,362    136,835    222,253    127,723
Interest Expense               50,225     59,389    (69,269)         0
Loss on Disposal of Assets          0          0    879,437          0
Total costs & expenses        980,350    747,403  1,032,421    137,223
Net Loss                     (498,628)  (599,462)  (848,570)  (110,020)
Net loss per partnership
unit outstanding                (5.73)     (6.88)     (9.74)     (1.26)
Partnership units outstanding  87,087     87,087     87,087     87,087


THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY
(Unaudited)

                                         General     Limited
                                         Partner     Partner       Total

Balance December 31, 1995               (280,568)  1,477,958   1,197,370
Allocation of net loss                   (42,429)   (806,142)   (848,570)
Balance, December 31, 1996              (322,997)    671,817     348,820
Allocation of net loss                    (5,501)   (104,519)   (110,020)
Balance, December 31, 1997              (328,498)    567,298     238,800

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Twelve Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:       Dec. 31, 1996   Dec. 31,1997
Net (loss)                                       (848,570)      (110,020)
Loss on Disposal of real estate owned             879,436              0
Adjustments to reconcile net income to cash
provided by operating activiteis:
   (Decrease) increase in accounts payable       (100,558)       (61,861)
   (Increase) in accounts receivable              156,574         (6,237)
   (Decrease) increase in due to general partner  (43,334)             0
   (Increase) Decrease in other assets              5,912         (9,598)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES   49,460       (187,716)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loan receivable                     (97,505)        73,377
Decrease in minority interest                    (114,384)      (157,380)
Proceeds from Disposal of real estate owned       100,000              0
Net change in other real estate owned             186,131         59,278
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES   74,242        (24,725)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in notes payable             (1,888)       195,570
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES   (1,888)       195,570

NET INCREASE (DECREASE) IN CASH                   121,814        (16,871)
Cash, Beginning of period                          24,090        145,904
Cash, End of period                               145,904        129,033


MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Loans Receivable
Loans receivable are carried at the unpaid principal balance net of unearned loan fees. Points and other loan fees are deferred over the life of the loan. In management's opinion the book value of these loans is is equal to the estimated net realizable value.

Note 2 - Accounts Receivable
This account represents funds owed to the Partnership from affiliate partnerships, and projects which were acquired through foreclosure.

Note 3 - Other Real Estate Owned
All real estate owned by the Partnership, which was acquired through foreclosure was disposed of during 1996. The account also included properties which are owned by the majority - owned limited partnership.

A condensed balance sheet of the majority owned partnership follows:
CONDENSED BALANCE SHEET, unaudited, at December 31, 1997

Assets:                                     DEC 31,1996  DEC 31, 1997
Cash and other assets                            50,390        58,638
Real estate, net of depreciation              1,932,077     1,872,797
Total assets                                  1,982,467     1,931,453

Liabilities and Partner's Equity:
Accounts payable                                224,857        41,925
Notes payable                                 1,680,442     1,864,047
Due to affiliates                              (133,389)     (143,165)
Partner's equity                                210,557       168,628
Total liabilities & partners equity           1,982,467     1,931,435

Note 4 - Notes Payable
Account represents debt directly owed to commercial banks by the partnership. Funds borrowed were used to develope property acquired through forclosure. Account also represents amounts owed by majority owned limited partnerships on real estate owned.

Accounting Policy
The consolidated financial statements include the accounts of the partnership and majority-controlled limited partnerships. All material intercompany transactions, profits and balances have been aliminated. All adjustments made to the financial statements are of normal recurring nature necessary to present fairly the financial condition of the partnership.

Supplemental Disclosure of Cash Flows
                                           Dec, 31, 1996
Proceeds from disposal of real estate owned      100,000
Change in Note Payable                         3,956,906
Change in due to general partner & affiliate     290,663
Change in other real estate owned             (5,227,006)
  Net loss on disposal of real estate           (879,437)