Form 10-Q
period 1998-03-31
MORTGAGE BANCFUND OF AMERICA
filed 1998-05-14
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-17643

THE MORTGAGE BANCFUND OF AMERICA, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0281356
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2 Corporate Park, Ste. 106, Irvine, CA  92606
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

March 31, 1998

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

	See attached exhibit


THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1997 March 31, 1998
Cash                                           $  129,033         56,596
Loans receivable (Note 1)                         118,191        102,386
Accounts receivable (Note 2)                            0          2,272
Other real estate owned (Note 3)                1,872,799      1,857,980
Other assets                                        9,777        127,174
     Total Assets                              $2,129,800      2,146,408

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Accounts payable                                172,368        168,790
  Notes payable (Note 4)                        1,876,012      1,873,092
     Total liabilities                          2,048,380      2,041,882
Minority interest                                (157,380)      (133,492)
Partner's equity                                  238,800        238,018
    Total liabilities & partner's equity       $2,129,800      2,146,408

Book value per limited partner unit
outstanding                                    $     2.74      $    2.73


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Three Months Ended

                                                  3/31/97        3/31/98
                                                Unaudited      Unaudited

REVENUES:
Interest:
Loans                                             $ 5,466      $   2,142
Investments                                             0            355
Total interest                                      5,466          2,497

Net partnership income (loss)                     (11,026)        15,663
Other income                                          250             75
Total income                                       (5,310)        18,235

COSTS & EXPENSES:
Costs of loans                                      2,552            879
General & administrative costs                     41,940         18,138
Total costs & expenses                             44,492         19,017
NET LOSS                                          (49,802)          (782)

Net loss per partnership unit                       (0.57)         (0.00)
outstanding
Partnership units outstanding                      87,087         87,087

THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1996        $      (322,997) $     671,817 $  348,820
Allocation of net loss                     (5,501)      (104,519)  (110,020)
Balance, December 31, 1997               (328,498)       567,298    238,800
Allocation of net loss                        (39)          (743)      (782)
Balance, March 31, 1998           $      (328,537) $     566,555 $  238,018


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             3/31/97       3/31/98
Net (loss)                                    $  (49,802)    $    (782)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable        (174,025)       (3,580)
  (Increase) in accounts receivable                (6,237)       (2,272)
  (Decrease) increase in due to general partne    142,409             0
  (Decrease) increase in minority interest       (148,394)       23,888
  (Increase) decrease in other liabilities
  Decrease (increase) in other assets                  47      (117,396)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI   (236,002)     (100,142)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                     25,170        15,805
Net change in other real estate owned              14,820        14,820
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     39,990        30,625

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable               207,534        (2,920)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI    207,534        (2,920)

NET INCREASE(DECREASE) IN CASH                     11,522       (72,437)

CASH, Beginning of period                         145,904       129,033
CASH, End of Period                            $  157,426  $     56,596

THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Loans Receivable
Loans receivable are carried at the unpaid principal balance net of unearned loan fees. Points and other loan fees are deferred over the life of the loan. In management's opinion the book value of these loans is equal to the estimated net realizable value.

Note 2 - Accounts Receivable
This account represents funds owed to the Partnership from affiliate partnerships, and projects which were acquired through foreclosure.

Note 3 - Other Real Estate Owned
This account represents properties owned by the partnership which was acquired through foreclosure, was disposed of during 1996. The Account also includes properties which are owned by the majority-owned limited partnership.

A condensed balance sheet of the majority owned partnership follows:

CONDENSED BALANCE SHEET, unaudited, at March 31, 1998
Assets:
Cash and other assets                              106,510
Real estate                                      1,857,980
Total assets                                    $1,964,490

Liabilities and Partner's Equity:
Accounts payable                                    26,383
Notes payable                                    1,873,092
Due to affiliates                                 (143,165)
Partner's equity                                   208,180
Total liabilities & partner's equity            $1,964,490

Note 4 - Notes Payable
Account represents debt directly owed to commercial banks by the Partnership. Funds borrowed were used to develop property acquired through foreclosure. Account also represents amounts owed by the majority owned limited partnership on real estate owned.

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

MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
Liquidity continues to be a serious problem for the Partnership. Management will depend on operations of foreclosed real estate and the ultimate sale of that real estate to generate funds necessary to operate. There are no plans to seek additional capital from outside sources, either debt nor equity.

The capital account eroded by nearly 97% of the original $100.00 cost per limited Partnership unit to a value of $2.73 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations:
The Partnership continues to report poor operating results since
December 31, 1997. As discussed above, book value per Partnership unit outstanding is down to $2.73; a 97% decline in value. Management is of the opinion losses will continue as the southern California economy slowly recovers from a depression. To date the liquidation of other types of losses on properties foreclosed on has not resulted in a positive return for the Partnership. Management is operating at this point in a liquidation mode in which the assets will continue to be managed and sold as those opportunities arise.

Management will continue to manage and attempt to sell property which has been foreclosed on and continue the collection effort on the remaining loan receivable still on the partnership books.

MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)

Part II - Other Information

Item 1 - Legal Proceedings
None

Item 2 - Changes in Securites
None

Item 3 - Defaults Upon senior Securites
None

Item 4 - Submission of Matters to a vote of Security Holders
None

Item 5 - Other Information
None

Item 6 - Exhibits and reports on Form 8-k
None

MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)

Signatures

Pursuant to the requirments of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
Registrant

Robert Y. Strom, General Partner                            Date