Form 10-Q
period 1998-06-30
MORTGAGE BANCFUND OF AMERICA
filed 1998-08-14
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-17643

THE MORTGAGE BANCFUND OF AMERICA, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0281356
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2402 MICHELSON DRIVE, SUITE 255, IRVINE, CALIFORNIA  92612-1323
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

June 30, 1998

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

The capital account has eroded by nearly 98% of the original $100.00 cost per limited Partnership unit to a value of $2.45 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations:
The Partnership continues to report poor operating results since December 31, 1997. As discussed above, book value per Partnership unit outstanding is down to $2.45; a 98% decline in value. Management is of the opinion losses will continue as the southern California economy slowly recovers from a depression. To date the liquidation or other types of losses on properties foreclosed on has not resulted in a positive return for the Partnership. Management is operating at this point in a liquidation mode in which the assets will continue to be managed and sold as those opportunities arise.

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



THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1997   June 30,1998
Cash                                           $  129,033         46,347
Loans receivable (Note 1)                         118,191         86,829
Accounts receivable (Note 2)                            0              0
Other real estate owned (Note 3)                1,872,799      1,843,160
Other assets                                        9,777        125,691
     Total Assets                              $2,129,800      2,102,027

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Accounts payable                                172,368        176,888
  Notes payable (Note 4)                        1,876,012      1,868,648
     Total liabilities                          2,048,380      2,045,536
Minority interest                                (157,380)      (156,821)
Partner's equity                                  238,800        213,312
    Total liabilities & partner's equity       $2,129,800      2,102,027

Book value per limited partner unit
outstanding                                    $     2.74      $    2.45


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Six Months Ended

                                6/30/97    6/30/97      6/30/98    6/30/98
                              Three Months Six Months Three Months Six Months

REVENUES:
Interest:
Loans                             5,092     10,558        6,179      8,321
Investments                           0          0          137        492
Total interest                    5,092     10,558        6,316      8,813

Net partnership income (loss)    (7,072)   (18,098)     (15,296)       367
Other income                      1,722      1,972       18,982     19,057
Total income                       (258)    (5,568)      10,002     28,237

COSTS & EXPENSES:
Costs of loans                    2,609      5,161        4,396      5,275
General & administrative costs   27,419     69,359       30,312     48,450
Total costs & expenses           30,028     74,520       34,708     53,725
NET LOSS                        (30,286)   (80,088)     (24,706)   (25,488)

Net loss per partnership unit      (.35)      (.92)        (.28)      (.29)
outstanding
Partnership units outstanding    87,087     87,087        87,087     87,087


THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1996        $      (322,997) $     671,817   $348,820
Allocation of net loss                     (5,501)      (104,519)  (110,020)
Balance, December 31, 1997               (328,498)       567,298    238,800
Allocation of net loss                     (1,274)       (24,214)   (25,488)
Balance, June 30, 1998           $       (329,772) $     543,084 $  213,312


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             6/30/97       6/30/98
Net (loss)                                    $  (110,020)   $  (25,488)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable         (61,861)        4,521
  (Increase) in accounts receivable                (6,237)            0
  (Decrease) increase in due to general partner         0             0
  (Decrease) increase in minority interest       (157,380)          559
  (Increase) decrease in other liabilities              0             0
  Decrease (increase) in other assets              (9,598)     (115,915)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI   (345,096)     (136,323)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                     73,377        31,362
Net change in other real estate owned              59,278        29,639
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI    132,655        61,001

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable               195,570        (7,364)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI    195,570        (7,364)

NET INCREASE(DECREASE) IN CASH                    (16,871)     (82,686)
CASH, Beginning of period                         145,904      129,033
CASH, End of Period                            $  129,033  $    46,347

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

Note 3 - Other Real Estate Owned
All real estate owned by the Partnership, which was acquired through foreclosure, was disposed of during 1996. The Account also includes properties which are owned by the majority-owned limited partnership.

A condensed balance sheet of the majority owned partnership follows:

CONDENSED BALANCE SHEET, unaudited, at June 30, 1998
Assets:
Cash and other assets                               82,841
Real estate                                      1,843,160
Total assets                                    $1,926,001

Liabilities and Partner's Equity:
Accounts payable                                    30,963
Notes payable                                    1,868,648
Due to affiliates                                 (143,165)
Partner's equity                                   169,555
Total liabilities & partner's equity            $1,926,001

Note 4 - Notes Payable
Account represents debt directly owed to commercial banks by the Partnership. Funds borrowed were used to develop property acquired through foreclosure. Account also represents amounts owed by the majority owned limited partnerships on real estate owned.

Note 5  - Accounting Policy
The consolidated financial statements include the accounts of the Partnership and majority-controlled limited partnerships. All material intercompany transactions, profits, and balances have been eliminated. All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the Partnership.