Form 10-Q
period 1998-09-30
MORTGAGE BANCFUND OF AMERICA
filed 1998-11-12
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-17643

THE MORTGAGE BANCFUND OF AMERICA, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0281356
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2402 MICHELSON DRIVE, SUITE 255, IRVINE, CALIFORNIA  92612-1323
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES(ZIP CODE)

(949) 253-2900
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

September 30, 1998

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

The capital account has eroded by nearly 98% of the original $100.00 cost per limited Partnership unit to a value of $2.14 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations:
The Partnership continues to report poor operating results since December 31, 1997. As discussed above, book value per Partnership unit outstanding is down to $2.14; a 98% decline in value. Management is of the opinion losses will continue as the southern California economy slowly recovers from a depression. To date the liquidation or other types of losses on properties foreclosed on has not resulted in a positive return for the Partnership. Management is operating at this point in a liquidation mode in which the assets will continue to be managed and sold as those opportunities arise.

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



THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1997   Sept 30,1998
Cash                                           $  129,033         43,406
Loans receivable (Note 1)                         118,191         72,223
Accounts receivable (Note 2)                            0              0
Other real estate owned (Note 3)                1,872,799      1,828,341
Other assets                                        9,777        124,208
     Total Assets                              $2,129,800      2,068,178

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Accounts payable                                172,368        177,464
  Notes payable (Note 4)                        1,876,012      1,865,624
     Total liabilities                          2,048,380      2,043,088
Minority interest                                (157,380)      (161,233)
Partner's equity                                  238,800        186,323
    Total liabilities & partner's equity       $2,129,800      2,068,178

Book value per limited partner unit
outstanding                                    $     2.74      $    2.14


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Nine Months Ended

                              9/30/97     9/30/97      9/30/98    9/30/98
                           Three Months Nine Months Three Months Nine Months

REVENUES:
Interest:
Loans                             5,498     16,047        4,139     13,533
Investments                           0      1,932            0        143
Total interest                    5,498     17,979        4,139     13,676

Net partnership income (loss)    (6,964)   (26,986)      (2,893)    (2,526)
Other income                        250      2,222        5,124     23,456
Total income                     (1,216)    (6,785)       6,370     34,606

COSTS & EXPENSES:
Costs of loans                    2,609      7,771        2,527      7,801
General & administrative costs   23,280     92,638       30,832     79,282
Total costs & expenses           25,889    100,409       33,359     87,083
NET LOSS                        (27,105)  (107,194)     (26,989)   (52,477)

Net loss per partnership unit      (.31)     (1.23)        (.31)      (.60)
outstanding
Partnership units outstanding    87,087     87,087        87,087     87,087


THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1996        $      (322,997) $     671,817   $348,820
Allocation of net loss                     (5,501)      (104,519)  (110,020)
Balance, December 31, 1997               (328,498)       567,298    238,800
Allocation of net loss                     (2,624)       (49,853)   (52,477)
Balance, September 30, 1998      $       (331,122) $     517,445 $  186,323


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             9/30/97       9/30/98
Net (loss)                                    $  (110,020)   $  (52,477)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable         (61,861)        5,096
  (Increase) in accounts receivable                (6,237)            0
  (Decrease) increase in due to general partner         0             0
  (Decrease) increase in minority interest       (157,380)       (3,853)
  (Increase) decrease in other liabilities              0             0
  Decrease (increase) in other assets              (9,598)     (114,430)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI   (345,096)     (165,664)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                     73,377        45,968
Net change in other real estate owned              59,278        44,459
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI    132,655        90,427

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable               195,570       (10,390)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI    195,570       (10,390)

NET INCREASE(DECREASE) IN CASH                    (16,871)     (85,627)
CASH, Beginning of period                         145,904      129,033
CASH, End of Period                            $  129,033  $    43,406

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

A condensed balance sheet of the majority owned partnership follows:

CONDENSED BALANCE SHEET, unaudited, at September 30, 1998
Assets:
Cash and other assets                               91,424
Real estate                                      1,828,341
Total assets                                    $1,919,765

Liabilities and Partner's Equity:
Accounts payable                                    35,056
Notes payable                                    1,865,624
Due to affiliates                                 (143,165)
Partner's equity                                   162,250
Total liabilities & partner's equity            $1,919,765

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