Form 10-K
period 1998-12-31
MORTGAGE BANCFUND OF AMERICA
filed 1999-03-15
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended   		December 31, 1998

Commission file number     	 33-17643

THE MORTGAGE BANCFUND OF America, a California Limited Partnership (exact name of registrant as specified in its charter)

California								33-0281356
(State or other jurisdiction of            					I.R.S. Employer
Incorporation or organization )              					Identification No.

2402 MICHELSON, SUITE 255, IRVINE, CA  92612-1323
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

December 31, 1998

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

State of the Economy

The southern California economy continues to be the most important factor which affects the operations of the Partnership. Throughout 1994 and 1995 large industries announced large employee layoffs, plant closings and relocation efforts to other states. All of this has depressed real estate values in the local area. Management is of the opinion that the economy has stopped this decline, however, the effects will be felt for at least the next several years in lower rental rates and property values in general. Rents and values have rebounded, but are still substantially below those of the late 1980s and early 1990's.

Employees

The Partnership does not directly employ personnel. The Corporate general partner handles all the business affairs of the partnership with its remaining full-time staff of one employee.

Item 2: Properties:

The Partnership does not own any real property other than foreclosed properties acquired during the normal course of business which was disposed of during 1996. No other real property is owned by the Partnership.

Item 3: Legal Proceedings

At December 31, 1998 the Partnership was not involved in any adverse legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the Partnership.


Part II

Item 5: Market for the Registrant's Partnership Units and Related Security Holder Matters

a) There is no established trading market for these securities and no known sales of the securities have taken place during fiscal 1998.
b) At December 31, 1998 there were 87,087 limited partnership units outstanding which had been sold in prior years to approximately 650 limited partners.
c) No distributions were paid in fiscal 1998.

Item 6:          Selected Financial Data

                                   1996         1997       1998

Total Income               $    183,851  $    27,203  $  243,652

Net Income(Loss)               (848,570)    (110,020)    121,624

Net Income(loss) per LP Unit      (9.74)       (1.26)       1.40

Distributions per LP Unit            -0-          -0-         -0-

Total Assets                  2,263,491    2,129,800   1,563,654

Total Liabilities          $  1,194,671  $ 2,048,380  $1,368,578


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

The capital account has eroded by nearly 96% of the original $100.00 cost to a value of $4.14 per Partnership unit outstanding. This due to losses experienced over the past several years.

Results of Operations:
During 1998, the majority owned partnership sold 35% of its primary asset, a commercial property. A gain of approximately $200,000 resulted. Due to this, book value per Partnership unit outstanding is up to $4.14; a 52% increase in value from 1997. Management is of the opinion losses will continue as the southern California economy slowly recovers from a depression. To date the liquidation or other types of losses on properties foreclosed on has not resulted in a positive return for the Partnership. Management is operating at this point in a liquidation mode in which the assets will continue to be managed and sold as those opportunities arise.

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

	Date:___________________________

THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS                             Dec 31, 1997         Dec 31, 1998
Cash                                    129,033              204,047
Loans receivable (Note 1)               118,191               58,118
Accounts receivable (Note 2)                  0                    0
Other real estate owned (Note 3)      1,872,799            1,178,780
Other assets                              9,777              122,709
   Total Assets                       2,129,800            1,563,654

LIABILITIES & PARTNER'S EQUITY
Liabilities
 Accounts payable                       172,368              160,829
 Notes payable (Note 4)               1,876,012            1,207,751
   Total liabilities                  2,048,380            1,368,580
Minority interest                      (157,380)            (165,350)
Partner's equity                        238,800              360,424
Total liabilities & partner's equity   2,129,800            1,563,654
Book value per limited partner
unit outstanding                           2.72                 4.14


CONSOLIDATED INCOME STATEMENTS
For the Twelve Months Ended

                             12/31/95   12/31/96   12/31/97   12/31/98
                            Unaudited  Unaudited  Unaudited  Unaudited
REVENUES:
Interest
Loans                          31,296     26,737     16,553     13,898
Investments                    (6,533)         0     10,650      1,305
Total Interest                 24,763     26,737     27,203     15,203
Recovery of previous losses         0          0          0          0
Other Income                  123,178    157,114          0    228,449
Total Income                  147,941    183,851     27,203    243,652

COSTS & EXPENSES:
Cost of loans                 551,179          0      9,500      8,621
General & admin. costs        136,835    222,253    127,723    113,407
Interest Expense               59,389    (69,269)         0          0
Loss on Disposal of Assets          0    879,437          0          0
Total costs & expenses        747,403  1,032,421    137,223    122,028
Net Loss                     (599,462)  (848,570)  (110,020)   121,624
Net loss per partnership
unit outstanding                (6.88)     (9.74)     (1.26)      1.40
Partnership units outstanding  87,087     87,087     87,087     87,087


THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY
(Unaudited)

                                         General     Limited
                                         Partner     Partner       Total

Balance December 31, 1996               (322,997)    671,817     348,820
Allocation of net loss                    (5,501)   (104,519)   (110,020)
Balance, December 31, 1997              (328,498)    567,298     238,800
Allocation of net loss                     6,081     115,543     121,624
Balance, December 31, 1998              (322,417)    682,841     360,424

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Twelve Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:       Dec. 31, 1997   Dec. 31,1998
Net (loss)                                       (110,020)       121,624
Gain on Disposal of real estate owned                   0       (288,172)
Adjustments to reconcile net income to cash
provided by operating activities:
   (Decrease) increase in accounts payable        (61,861)       (11,541)
   (Increase) in accounts receivable               (6,237)             0
   (Decrease) increase in due to general partner        0              0
   (Increase) Decrease in other assets             (9,598)             0
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES (187,716)      (178,089)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loan receivable                      73,377         60,073
Decrease in minority interest                    (157,380)        (7,970)
Proceeds from Disposal of real estate owned             0        201,000
Net change in other real estate owned              59,278              0
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  (24,725)       253,103

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in notes payable            195,570              0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES  195,570              0

NET INCREASE (DECREASE) IN CASH                   (16,871)        75,014
Cash, Beginning of period                         145,904        129,033
Cash, End of period                               129,033        204,047


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

Note 3 - Other Real Estate Owned
All real estate owned by the Partnership, which was acquired through fore-closure was disposed of during 1996. The account also included properties which are owned by the majority-owned limited partnership, 35% of which was sold during 1998.

A condensed balance sheet of the majority owned partnership follows:
CONDENSED BALANCE SHEET, unaudited, at December 31, 1998

Assets:                                     DEC 31,1997  DEC 31, 1998
Cash and other assets                            58,638        65,253
Real estate, net of depreciation              1,872,797     1,178,780
Total assets                                  1,931,453     1,244,033

Liabilities and Partner's Equity:
Accounts payable                                 41,925        30,385
Notes payable                                 1,864,047     1,195,786
Due to affiliates                              (143,165)     (143,165)
Partner's equity                                168,628       161,027
Total liabilities & partners equity           1,931,435     1,244,033

Note 4 - Notes Payable
Account represents debt directly owed to commercial banks by the partnership. Funds borrowed were used to develop property acquired through foreclosure. Account also represents amounts owed by majority owned limited partnerships on real estate owned.

Accounting Policy
The consolidated financial statements include the accounts of the partnership and majority-controlled limited partnerships. All material intercompany transactions, profits and balances have been eliminated. All adjustments made to the financial statements are of normal recurring nature necessary to present fairly the financial condition of the partnership.

Supplemental Disclosure of Cash Flows

Proceeds from disposal of real estate owned      Dec. 31, 1998
Change in Note Payable                              668,261
Change in other real estate owned                  (581,089)
  Proceeds from sale of real estate                 201,000
  Net gain on disposal of real estate               288,172