Form 10-Q
period 1999-03-31
MORTGAGE BANCFUND OF AMERICA
filed 1999-05-14
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-17643

THE MORTGAGE BANCFUND OF AMERICA, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0281356
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2402 Michelson, Suite 255, Irvine, CA  92612-1323
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

March 31, 1999

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

	See attached exhibit


THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1998 March 31, 1999
Cash                                           $  204,047        257,276
Loans receivable (Note 1)                          58,118         75,423
Accounts receivable (Note 2)                            0              0
Other real estate owned (Note 3)                1,178,780      1,170,328
Other assets                                      122,709         21,768
     Total Assets                              $1,563,654      1,524,795

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Accounts payable                                160,829        160,827
  Notes payable (Note 4)                        1,207,751      1,204,715
     Total liabilities                          1,368,580      1,365,542
Minority interest                                (165,350)      (161,399)
Partner's equity                                  360,424        320,652
    Total liabilities & partner's equity       $1,563,654      1,524,795

Book value per limited partner unit
outstanding                                    $     4.14      $    3.68


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Three Months Ended

                                                  3/31/98        3/31/99
                                                Unaudited      Unaudited

REVENUES:
Interest:
Loans                                             $ 2,142      $   2,908
Investments                                           355          5,000
Total interest                                      2,497          7,908

Net partnership income (loss)                      15,663          2,589
Other income                                           75            100
Total income                                       18,235         10,597

COSTS & EXPENSES:
Costs of loans                                        879            693
General & administrative costs                     18,138         49,676
Total costs & expenses                             19,017         50,369
NET LOSS                                             (782)       (39,772)

Net loss per partnership unit                       (0.01)         (0.46)
outstanding
Partnership units outstanding                      87,087         87,087

THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1997        $      (328,498) $     567,298 $  238,800
Allocation of net loss                      6,081        115,543    121,624
Balance, December 31, 1998               (322,417)       682,841    360,424
Allocation of net loss                     (1,989)       (37,783)   (39,772)
Balance, March 31, 1999           $      (324,406) $     645,058 $  320,652


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             3/31/98       3/31/99
Net (loss)                                    $      (782)    $ (39,772)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable          (3,580)            0
  (Increase) in accounts receivable                (2,272)            0
  (Decrease) increase in due to general partne          0             0
  (Decrease) increase in minority interest         23,888         3,951
  (Increase) decrease in other liabilities              0             0
  Decrease (increase) in other assets            (117,396)      100,939
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI   (100,142)       65,118

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                     15,805       (17,305)
Net change in other real estate owned              14,820         8,452
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     30,625        (8,853)

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                (2,920)        (3,036)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     (2,920)        (3,036)

NET INCREASE(DECREASE) IN CASH                    (72,437)        53,229

CASH, Beginning of period                         129,033       204,047
CASH, End of Period                            $   56,596  $    257,276

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

A condensed balance sheet of the majority owned partnership follows:

CONDENSED BALANCE SHEET, unaudited, at March 31, 1999
Assets:
Cash and other assets                                4,720
Real estate                                      1,221,492
Total assets                                    $1,226,212

Liabilities and Partner's Equity:
Accounts payable                                    30,385
Notes payable                                    1,192,750
Due to affiliates                                 (151,340)
Partner's equity                                   154,417
Total liabilities & partner's equity            $1,226,212

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

MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
Liquidity continues to be a serious problem for the Partnership. Management will depend upon the operations of foreclosed real estate and the ultimate sale of that real estate to generate funds necessary to operate. There are no plans to seek additional capital from outside sources, neither debt nor equity.

The capital account eroded by nearly 97% of the original $100.00 cost per limited Partnership unit to a value of $3.68 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations:
During 1998, the majority owned partnership sold 35% of its primary asset, a commercial property. A gain of approximately $200,000 resulted. Due to this, book value per Partnership unit outstanding increased to $4.14; a 52% increase in value from 1997. Management is of the opinion losses will continue. To date the liquidation of other types of losses on properties foreclosed on has not resulted in a positive return for the Partnership. Management is operating at this point in a liquidation mode in which the assets will continue to be managed and sold as those opportunities arise.

Management will continue to manage and attempt to sell property which has been foreclosed on and continue the collection effort on the remaining loan receivable still on the partnership books.

MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)

Part II - Other Information

Item 1 - Legal Proceedings
None

Item 2 - Changes in Securities
None

Item 3 - Defaults Upon senior Securities
None

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