Form 10-Q
period 1999-06-30
MORTGAGE BANCFUND OF AMERICA
filed 1999-08-17
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-17643

THE MORTGAGE BANCFUND OF AMERICA, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0281356
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2402 MICHELSON DRIVE, SUITE 255, IRVINE, CALIFORNIA  92612-1323
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

June 30, 1999

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

The capital account has eroded by nearly 97% of the original $100.00 cost per limited Partnership unit to a value of $3.45 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations
During 1998, the majority owned partnership sold 35% of its primary asset, a commercial property. A gain of approximately $200,000 resulted. Due to this, book value per Partnership unit outstanding increased to $3.45; a 52% increase in value from 1997. Management is of the opinion losses will continue. To date the liquidation or other types of losses on properties foreclosed on has not resulted in a positive return for the Partnership. Management is operating at this point in a liquidation mode in which the assets will continue to be managed and sold as those opportunities arise.

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



THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1998   June 30,1999
Cash                                           $  204,047     $  136,649
Loans receivable (Note 1)                          58,118         32,149
Accounts receivable (Note 2)                            0              0
Other real estate owned (Note 3)                1,178,780      1,161,876
Other assets                                      122,709        162,928
     Total Assets                              $1,563,654      1,493,602

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Accounts payable                                160,829        164,866
  Notes payable (Note 4)                        1,207,751      1,198,712
     Total liabilities                          1,368,580      1,363,578
Minority interest                                (165,350)      (170,205)
Partner's equity                                  360,424        300,229
    Total liabilities & partner's equity       $1,563,654      1,493,602

Book value per limited partner unit
outstanding                                    $     4.14      $    3.45


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Six Months Ended

                                6/30/98    6/30/98      6/30/99    6/30/99
                              Three Months Six Months Three Months Six Months

REVENUES:
Interest:
Loans                             6,179      8,321            0      2,908
Investments                         137        492        2,440      7,440
Total interest                    6,316      8,813        2,440     10,348

Net partnership income (loss)   (15,296)       367       (5,473)    (3,184)
Other income                     18,982     19,057          100        500
Total income                     10,002     28,237       (2,933)     7,664

COSTS & EXPENSES:
Costs of loans                    4,396      5,275            0        693
General & administrative costs   30,312     48,450       17,490     67,166
Total costs & expenses           34,708     53,725       17,490     67,859
NET LOSS                        (24,706)   (25,288)     (20,423)   (60,195)

Net loss per partnership unit      (.28)      (.29)        (.24)      (.46)
outstanding
Partnership units outstanding    87,087     87,087       87,087     87,087


THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1997        $      (328,498) $     567,298   $238,800
Allocation of net loss                      6,081        115,543    121,624
Balance, December 31, 1998               (322,417)       682,841    360,424
Allocation of net loss                     (3,010)       (57,185)   (60,195)
Balance, June 30, 1999           $       (325,427) $     625,656 $  300,229


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             6/30/98       6/30/99
Net (loss)                                    $   (25,488)   $  (60,195)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable           4,521         4,037
  (Increase) in accounts receivable                     0             0
  (Decrease) increase in due to general partner         0             0
  (Decrease) increase in minority interest            559        (4,855)
  (Increase) decrease in other liabilities              0             0
  Decrease (increase) in other assets            (115,915)      (40,219)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI   (136,323)     (101,232)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                     31,362        25,969
Net change in other real estate owned              29,639        16,904
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     61,001        42,873

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                (7,364)       (9,039)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     (7,364)       (9,039)

NET INCREASE(DECREASE) IN CASH                    (82,686)      (67,398)
CASH, Beginning of period                         129,033       204,047
CASH, End of Period                            $   46,347  $    136,649

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

A condensed balance sheet of the majority owned partnership follows:

CONDENSED BALANCE SHEET, unaudited, at June 30, 1999
Assets:
Cash and other assets                               56,087
Real estate                                      1,161,876
Total assets                                    $1,217,963

Liabilities and Partner's Equity:
Accounts payable                                    30,384
Notes payable                                    1,186,747
Due to affiliates                                 (139,007)
Partner's equity                                   139,839
Total liabilities & partner's equity            $1,217,963

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