Form 10-K
period 1999-12-31
MORTGAGE BANCFUND OF AMERICA
filed 2000-03-15
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended   		December 31, 1999

Commission file number     	 33-17643

THE MORTGAGE BANCFUND OF America, a California Limited Partnership (exact name of registrant as specified in its charter)

California								33-0281356
(State or other jurisdiction of            					I.R.S. Employer
Incorporation or organization )              					Identification No.

2402 MICHELSON, SUITE 255, IRVINE, CA  92612-1323
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

December 31, 1999

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

Item 3: Legal Proceedings

At December 31, 1999 the Partnership was not involved in any adverse legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the Partnership.


Part II

Item 5: Market for the Registrant's Partnership Units and Related Security Holder Matters

a) There is no established trading market for these securities and no known sales of the securities have taken place during fiscal 1999.
b) At December 31, 1999 there were 87,087 limited partnership units outstanding which had been sold in prior years to approximately 650 limited partners.
c) No distributions were paid in fiscal 1999.

Item 6:          Selected Financial Data

                                   1997         1998       1999

Total Income               $     27,203  $   243,652  $   13,622

Net Income(Loss)               (110,020)     121,624    (111,247)

Net Income(loss) per LP Unit      (1.26)       (1.40)      (1.27)

Distributions per LP Unit            -0-          -0-         -0-

Total Assets                  2,129,800    1,563,654   1,527,024

Total Liabilities          $  2,048,380  $ 1,368,578  $1,450,499


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

The capital account has eroded by nearly 97% of the original $100.00 cost to a value of $2.86 per Partnership unit outstanding. This due to losses experienced over the past several years.

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

	Date:___________________________

THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS                             Dec 31, 1998         Dec 31, 1999
Cash                                    204,047               58,314
Loans receivable (Note 1)                58,118              309,093
Accounts receivable (Note 2)                  0                    0
Other real estate owned (Note 3)      1,178,780            1,142,858
Other assets                            122,709               16,759
   Total Assets                       1,563,654            1,527,024

LIABILITIES & PARTNER'S EQUITY
Liabilities
 Accounts payable                       160,829              261,980
 Notes payable (Note 4)               1,207,751            1,188,519
   Total liabilities                  1,368,580            1,450,499
Minority interest                      (165,350)            (172,652)
Partner's equity                        360,424              249,177
Total liabilities & partner's equity  1,563,654            1,527,024
Book value per limited partner
unit outstanding                           4.14                 2.86


CONSOLIDATED INCOME STATEMENTS
For the Twelve Months Ended

                             12/31/96   12/31/97   12/31/98   12/31/99
                            Unaudited  Unaudited  Unaudited  Unaudited
REVENUES:
Interest
Loans                          26,737     16,553     13,898      2,908
Investments                         0     10,650      1,305      7,520
Total Interest                 26,737     27,203     15,203     10,428
Other Income                  157,114          0    228,449      3,194
Total Income                  183,851     27,203    243,652     13,622

COSTS & EXPENSES:
Cost of loans                       0      9,500      8,621      1,318
General & admin. costs        222,253    127,723    113,407    123,551
Interest Expense              (69,269)         0          0          0
Loss on Disposal of Assets    879,437          0          0          0
Total costs & expenses      1,032,421    137,223    122,028    124,869
Net Loss                     (848,570)  (110,020)   121,624   (111,247)
Net loss per partnership
unit outstanding                (6.88)     (9.74)     (1.26)      1.27
Partnership units outstanding  87,087     87,087     87,087     87,087


THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY
(Unaudited)

                                         General     Limited
                                         Partner     Partner       Total

Balance December 31, 1997               (328,498)    567,298     238,800
Allocation of net loss                     6,081     115,543     121,624
Balance, December 31, 1998              (322,417)    682,841     360,424
Allocation of net loss                    (5,682)   (105,565)   (111,247)
Balance, December 31, 1999              (328,099)    577,276     249,177

CONSOLIDATED STATEMENTS OF CASH FLOW
For the Twelve Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:       Dec. 31, 1998   Dec. 31,1999
Net (loss)                                        121,624       (111,247)
Gain on Disposal of real estate owned            (288,172)             0
Adjustments to reconcile net income to cash
provided by operating activities:
   (Decrease) increase in accounts payable        (11,541)       101,153
   (Increase) in accounts receivable                    0              0
   (Decrease) increase in due to general partner        0              0
   (Increase) Decrease in other assets                  0        105,948
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES (178,089)        95,854

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loan receivable                      60,073       (250,975)
Decrease in minority interest                      (7,970)        (7,302)
Proceeds from Disposal of real estate owned       201,000              0
Net change in other real estate owned                   0         35,922
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES  253,103       (222,355)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in notes payable                  0        (19,232)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES        0        (19,232)

NET INCREASE (DECREASE) IN CASH                    75,014       (145,733)
Cash, Beginning of period                         129,033        204,047
Cash, End of period                               204,047         58,314


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

Note 3 - Other Real Estate Owned
All real estate owned by the Partnership, which was acquired through fore-closure was disposed of during 1996. The account also included properties which are owned by the majority-owned limited partnership, 35% of which was sold during 1999.

A condensed balance sheet of the majority owned partnership follows:
CONDENSED BALANCE SHEET, unaudited, at December 31, 1999:

Assets:                                     DEC 31,1998  DEC 31, 1999
Cash and other assets                            65,253        32,259
Real estate, net of depreciation              1,178,780     1,142,858
Total assets                                  1,244,033     1,175,117

Liabilities and Partner's Equity:
Accounts payable                                 30,385        18,419
Notes payable                                 1,195,786     1,188,519
Due to affiliates                              (143,165)     (143,165)
Partner's equity                                161,027       111,344
Total liabilities & partners equity           1,244,033     1,175,117

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