Form 10-Q
period 2000-03-31
MORTGAGE BANCFUND OF AMERICA
filed 2000-05-16
CIK 823063

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-17643

THE MORTGAGE BANCFUND OF AMERICA, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0281356
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2402 Michelson, Suite 255, Irvine, CA  92612-1323
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

March 31, 2000

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

	See attached exhibit


THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1999 March 31, 2000
Cash                                           $   58,314         19,642
Loans receivable (Note 1)                         309,093        246,863
Accounts receivable (Note 2)                            0              0
Other real estate owned (Note 3)                1,142,858      1,137,445
Other assets                                       16,759         15,819
     Total Assets                              $1,527,024      1,419,769

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Accounts payable                                261,980        205,417
  Notes payable (Note 4)                        1,188,519      1,186,350
     Total liabilities                          1,450,499      1,391,767
Minority interest                                (172,652)      (179,558)
Partner's equity                                  249,177        207,560
    Total liabilities & partner's equity       $1,527,024      1,419,769

Book value per limited partner unit
outstanding                                    $     2.86      $    2.38


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Three Months Ended

                                                  3/31/99        3/31/00
                                                Unaudited      Unaudited

REVENUES:
Interest:
Loans                                             $ 2,908      $       0
Investments                                         5,000              0
Total interest                                      7,908              0

Net partnership income (loss)                       2,589         (4,526)
Other income                                          100            200
Total income                                       10,597         (4,326)

COSTS & EXPENSES:
Costs of loans                                        693              0
General & administrative costs                     49,676         37,290
Total costs & expenses                             50,369         37,290
NET LOSS                                          (39,772)       (41,616)

Net loss per partnership unit                       (0.46)         (0.48)
outstanding
Partnership units outstanding                      87,087         87,087

THE MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1998        $      (322,417) $     682,841 $   360,424
Allocation of net loss                     (5,682)      (105,565)   (111,247)
Balance, December 31, 1999               (328,099)       577,276     249,177
Allocation of net loss                     (2,081)       (39,536)    (41,617)
Balance, March 31, 2000           $      (330,180) $     537,740 $   207,560


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             3/31/99       3/31/00
Net (loss)                                    $   (39,772)    $ (41,617)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable               0       (56,563)
  (Increase) in accounts receivable                     0             0
  (Decrease) increase in due to general partne          0             0
  (Decrease) increase in minority interest          3,951        (6,904)
  (Increase) decrease in other liabilities              0             0
  Decrease (increase) in other assets             100,939           940
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI     65,118      (104,144)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                    (17,305)       62,230
Net change in other real estate owned               8,452         5,413
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     (8,853)       67,643

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                (3,036)       (2,171)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     (3,036)       (2,171)

NET INCREASE(DECREASE) IN CASH                     53,229       (38,672)

CASH, Beginning of period                         204,047        58,314
CASH, End of Period                            $  257,276  $     19,642

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

A condensed balance sheet of the majority owned partnership follows:

CONDENSED BALANCE SHEET, unaudited, at March 31, 2000
Assets:
Cash and other assets                               62,315
Real estate                                      1,137,445
Total assets                                    $1,199,760

Liabilities and Partner's Equity:
Accounts payable                                    18,419
Notes payable                                    1,186,350
Due to affiliates                                 (142,515)
Partner's equity                                   137,506
Total liabilities & partner's equity            $1,199,760

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

The capital account eroded by over 97% of the original $100.00 cost per limited Partnership unit to a value of $2.38 per Partnership unit outstanding. This is due to losses experienced over the past several years.

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